Form 10-Q
period 2026-10-03
DUCOMMUN INC /DE/
filed 2026-11-05
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2026, the registrant had 15,124,087 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

		Page
PART I. FINANCIAL INFORMATION

	Forward Looking Statements and Risk Factors	3

Item 1.	Financial Statements (unaudited)	5

	Condensed Consolidated Balance Sheets as of October 3, 2026 and December 31, 2025	5

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 3, 2026 and September 27, 2025 (As Restated)	6

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 3, 2026 and September 27, 2025 (As Restated)	7

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended October 3, 2026 and September 27, 2025 (As Restated)	8

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 3, 2026 and September 27, 2025 (As Restated)	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signatures		49

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	October 3, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$39,212	$45,289
Accounts receivable, net of allowance for credit losses of $1,604 and $1,802 at October 3, 2026 and December 31, 2025, respectively	163,158	124,442
Contract assets	275,737	249,845
Inventories	195,761	182,788
Production cost of contracts	6,886	7,178
Assets held for sale	5,690	—
Other current assets	20,063	16,442
Total Current Assets	706,507	625,984
Property and Equipment, Net of Accumulated Depreciation of $187,326 and $196,508 at October 3, 2026 and December 31, 2025, respectively	101,402	107,223
Operating Lease Right-of-Use Assets	53,999	40,077
Goodwill	244,600	244,600
Intangibles, Net	120,293	132,839
Deferred Income Taxes	4,358	15,500
Other Assets	23,148	20,192
Total Assets	$1,254,307	$1,186,415
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$97,808	$74,653
Contract liabilities	81,591	40,694
Accrued and other liabilities	40,848	51,071
Operating lease liabilities	6,842	7,817
Current portion of long-term debt	5,000	5,000
Total Current Liabilities	232,089	179,235
Long-Term Debt, Less Current Portion	245,242	298,790
Non-Current Operating Lease Liabilities	49,775	34,223
Other Long-Term Liabilities	14,166	12,686
Total Liabilities	541,272	524,934
Commitments and Contingencies (Notes 9, 11)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 15,124,087 and 14,949,671 shares issued and outstanding at October 3, 2026 and December 31, 2025, respectively	151	149
Additional Paid-In Capital	250,240	248,482
Retained Earnings	450,510	406,304
Accumulated Other Comprehensive Income	12,134	6,546
Total Shareholders’ Equity	713,035	661,481
Total Liabilities and Shareholders’ Equity	$1,254,307	$1,186,415
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
		(As Restated)		(As Restated)
Net Revenues	$227,023	$214,422	$660,537	$607,706
Cost of Sales	161,453	155,472	475,834	445,329
Gross Profit	65,570	58,950	184,703	162,377
Selling, General and Administrative Expenses	39,775	34,009	114,857	113,702
Restructuring Charges	—	583	—	1,617
Litigation Settlement and Related Costs, Net	—	99,675	—	99,675
Operating Income (Loss)	25,795	(75,317)	69,846	(52,617)
Interest Expense, Net	(3,083)	(2,927)	(10,615)	(9,198)
Other Income, Net	—	—	—	1,746
Pension Plan Settlement Loss	(3,872)	—	(3,872)	—
Income (Loss) Before Taxes	18,840	(78,244)	55,359	(60,069)
Income Tax Expense (Benefit)	4,949	(17,417)	11,153	(13,398)
Net Income (Loss)	$13,891	$(60,827)	$44,206	$(46,671)
Earnings (Loss) Per Share
Basic earnings (loss) per share	$0.92	$(4.06)	$2.92	$(3.13)
Diluted earnings (loss) per share	$0.89	$(4.06)	$2.84	$(3.13)
Weighted-Average Number of Common Shares Outstanding
Basic	15,156	14,978	15,117	14,925
Diluted	15,559	14,978	15,581	14,925
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
		(As Restated)		(As Restated)
Net Income (Loss)	$13,891	$(60,827)	$44,206	$(46,671)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses and prior service costs and settlement charges, net of tax expense of $492 and $6 for the three months ended October 3, 2026 and September 27, 2025, respectively, and $505 and $19 for the nine months ended October 3, 2026 and September 27, 2025, respectively.	1,489	19	1,528	58
Change in net unrealized gains (losses) on cash flow hedges, net of tax expense (benefit) of $843 and $(203) for the three months ended October 3, 2026 and September 27, 2025, respectively, and $1,223 and $(1,388) for the nine months ended October 3, 2026 and September 27, 2025, respectively.	2,800	(687)	4,060	(4,619)
Other Comprehensive Income (Loss), Net of Tax	4,289	(668)	5,588	(4,561)
Comprehensive Income (Loss)	$18,180	$(61,495)	$49,794	$(51,232)
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	14,781,218	$148	$224,933	$443,657	$11,384	$680,122
Net income (As restated)	—	—	—	14,156	—	14,156
Other comprehensive loss, net of tax	—	—	—	—	(3,893)	(3,893)
Employee stock purchase plan	24,412	1	1,293	—	—	1,294
Stock options exercised	6,610	—	270	—	—	270
Stock awards vested	202,881	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(92,324)	(2)	(5,643)	—	—	(5,645)
Stock-based compensation (As restated)	—	—	19,456	—	—	19,456
Balance at June 28, 2025 (As Restated)	14,922,797	149	240,307	457,813	7,491	705,760
Net loss (As restated)	—	—	—	(60,827)	—	(60,827)
Other comprehensive loss, net of tax	—	—	—	—	(668)	(668)
Employee stock purchase plan	20,447	—	1,188	—	—	1,188
Stock options exercised	1,400	—	54	—	—	54
Stock awards vested	3,356	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(2,165)	(1)	(191)	—	—	(192)
Stock-based compensation (As restated)	—	—	3,901	—	—	3,901
Balance at September 27, 2025 (As Restated)	14,945,835	$149	$245,258	$396,986	$6,823	$649,216

Balance at December 31, 2025	14,949,671	$149	$248,482	$406,304	$6,546	$661,481
Net income	—	—	—	30,315	—	30,315
Other comprehensive income, net of tax	—	—	—	—	1,299	1,299
Employee stock purchase plan	18,039	—	1,373	—	—	1,373
Stock options exercised	27,483	1	1,110	—	—	1,111
Stock awards vested	267,834	3	(3)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(136,247)	(2)	(18,714)	—	—	(18,716)
Compensation clawback	(27,516)	—	(2,870)	—	—	(2,870)
Stock-based compensation	—	—	16,445	—	—	16,445
Balance at July 4, 2026	15,099,264	151	245,823	436,619	7,845	690,438
Net income	—	—	—	13,891	—	13,891
Other comprehensive income, net of tax	—	—	—	—	4,289	4,289
Employee stock purchase plan	13,294	—	1,281	—	—	1,281
Stock options exercised	25,000	—	822	—	—	822
Stock awards vested	3,007	—	—	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(16,478)	—	(3,271)	—	—	(3,271)
Stock-based compensation	—	—	5,585	—	—	5,585
Balance at October 3, 2026	15,124,087	$151	$250,240	$450,510	$12,134	$713,035
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	October 3, 2026	September 27, 2025
		(As Restated)
Cash Flows from Operating Activities
Net Income (Loss)	$44,206	$(46,671)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and amortization	25,133	25,195
Non-cash operating lease cost	6,416	6,631
Stock-based compensation expense	22,356	24,855
Deferred income taxes	9,899	(15,547)
Provision for credit losses	(198)	10
Gain on sale of property and other assets	—	(1,746)
Litigation settlement and related costs, net	—	97,667
Other, net	(1,120)	909
Changes in Assets and Liabilities:
Accounts receivable	(38,518)	(1,563)
Contract assets	(25,892)	(46,592)
Inventories	(12,973)	2,271
Production cost of contracts	(16)	790
Other assets	(1,970)	(67)
Accounts payable	23,547	10,011
Contract liabilities	40,897	5
Operating lease liabilities	(5,523)	(5,888)
Accrued and other liabilities	(8,779)	(8,988)
Net Cash Provided by Operating Activities	77,465	41,282
Cash Flows from Investing Activities
Purchases of property and equipment	(12,308)	(11,172)
Proceeds from sale of property and other assets	—	1,979
Proceeds from sale of assets	117	138
Net Cash Used in Investing Activities	(12,191)	(9,055)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	—	25,000
Repayments of senior secured revolving credit facility	(50,000)	(33,800)
Repayments of term loan	(3,750)	(6,250)
Other financing activities, net	(201)	(279)
Net cash paid upon issuance of common stock under stock plans	(17,400)	(3,119)
Net Cash Used in Financing Activities	(71,351)	(18,448)
Net (Decrease) Increase in Cash and Cash Equivalents	(6,077)	13,779
Cash and Cash Equivalents at Beginning of Period	45,289	37,139
Cash and Cash Equivalents at End of Period	$39,212	$50,918
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
In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state our unaudited condensed consolidated financial position, statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Form 10-Q. The results of operations for the three and nine months ended October 3, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
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
Pension Plan Settlement Loss
Our Board of Directors (“Board”) approved the termination of the Ducommun Aerostructures, Inc. Collective Bargaining Employees’ Pension Plan (“Pension Plan”), a U.S. defined benefit plan, effective as of May 14, 2026. On September 29, 2026, we paid $24.0 million from existing Pension Plan assets to effectively settle the remaining Pension Plan liabilities of $24.3 million through the execution of an agreement to transfer all future liabilities and related administration of the Pension Plan as of December 1, 2026, by purchasing annuities from United of Omaha Life Insurance Company, a subsidiary of Mutual of Omaha Company (“Mutual of Omaha”), subject to the customary review of the participant information of the 445 former employees in the Pension Plan. Further, we have remaining Pension Plan assets of $2.1 million as of October 3, 2026,

$0.3 million of which will be used to pay the final Pension Plan annuity payments, with the remaining amount used for customary administrative fees to complete the termination of the Pension Plan. Any residual Pension Plan assets will be paid to Mutual of Omaha to be distributed to the eligible participants in the Pension Plan.
As a result of the settlement of the Pension Plan, we recorded $3.9 million of pre-tax charges, with $2.0 million reclassified from accumulated other comprehensive income on a pre-tax basis, which was recorded as pension plan settlement loss, partially offset by related tax benefits of $0.9 million, in our condensed consolidated statements of operations during the three months ended October 3, 2026. See Note 10.
Assets Held For Sale
Assets and liabilities to be disposed of by sale are classified as “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan and believes it is probable the assets will be sold within one year. As previously disclosed, we ceased operations of our Monrovia performance center in 2025, which is part of the previously announced 2022 Restructuring Plan. During the three months ended October 3, 2026, management committed to a plan and believes it is probable the Monrovia, California facility (consisting only of land, building, and building improvements) (“Monrovia Property”) with a net book value of $5.7 million and is part of our Structural Systems segment, will be sold within one year and thus, we met the criteria for assets held for sale as of our quarter ended October 3, 2026. See Note 3.
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

Supplemental Cash Flow Information

	(Dollars in thousands)
	Nine Months Ended
	October 3, 2026	September 27, 2025
Interest paid, net	$9,677	$6,728
Taxes (refunded) paid, net	$(461)	$2,096
Non-cash activities:
Purchases of property and equipment not paid	$114	$573
Common stock received with fair value in excess of original compensation related to compensation clawback	$1,046	$—
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
The net income (loss) and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars and shares in thousands, except per share data)		(Dollars and shares in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
		As Restated		As Restated
Net income (loss)	$13,891	$(60,827)	$44,206	$(46,671)
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	15,156	14,978	15,117	14,925
Dilutive potential common shares	403	—	464	—
Diluted weighted-average common shares outstanding	15,559	14,978	15,581	14,925
Earnings (loss) per share
Basic	$0.92	$(4.06)	$2.92	$(3.13)
Diluted	$0.89	$(4.06)	$2.84	$(3.13)
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Stock options and stock units	1	385	1	344
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
We have money market funds of $20.2 million and $0.6 million as of October 3, 2026 and December 31, 2025, respectively, which are included as cash and cash equivalents and are Level 1 financial instruments. We also have forward interest rate swap agreements and the fair value of the forward interest rate swap agreements was determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three and nine months ended October 3, 2026.

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
Derivative Instruments
We recognize derivative instruments on our unaudited condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 2024 (“Forward Interest Rate Swaps”), to manage our exposure to interest rate movements on a portion of our debt. At the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps were highly effective in offsetting those interest payments; therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allowed borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationships were still highly effective as of the amendment date. See Note 4 and Note 8. As of October 3, 2026, all of our derivative instruments were designated as cash flow hedges.
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
Net cumulative favorable and unfavorable catch-up adjustments to contracts had the following impact on our operating results:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Total net revenues	$(1,561)	$(515)	$(6,936)	$(640)
Operating income	$(1,561)	$(515)	$(6,936)	$(640)
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

We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the unaudited condensed consolidated balance sheets. As of October 3, 2026 and December 31, 2025, the provision for estimated losses on contracts were $7.1 million and $7.0 million, respectively. It is reasonably possible we may incur additional losses in the future.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of October 3, 2026 and December 31, 2025, production cost of contracts were $6.9 million and $7.2 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	October 3, 2026	December 31, 2025
Contract assets	$275,737	$249,845
Contract liabilities	$81,591	$40,694
The increase in our contract assets as of October 3, 2026 compared to December 31, 2025 was primarily due to a net increase of products in work in process in the current period.
The increase in our contract liabilities as of October 3, 2026 compared to December 31, 2025 was primarily due to a net increase of advance or progress payments received from our customers in the current period. We recognized $20.0 million of the contract liabilities as of December 31, 2025 as revenues during the nine months ended October 3, 2026.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of October 3, 2026 totaled $1,286.2 million. Of the remaining performance obligations as of October 3, 2026, we anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the subsequent 12 months.

Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
		(As Restated)		(As Restated)
Consolidated Ducommun
Military and space	$118,609	$127,837	$359,992	$355,909
Commercial aerospace	97,200	76,135	270,530	224,920
Industrial	11,214	10,450	30,015	26,877
Total	$227,023	$214,422	$660,537	$607,706

Electronic Systems
Military and space	$86,956	$95,825	$269,679	$263,182
Commercial aerospace	31,442	18,994	78,944	53,979
Industrial	11,214	10,450	30,015	26,877
Total	$129,612	$125,269	$378,638	$344,038

Structural Systems
Military and space	$31,653	$32,012	$90,313	$92,727
Commercial aerospace	65,758	57,141	191,586	170,941
Total	$97,411	$89,153	$281,899	$263,668
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
For the three and nine months ended September 27, 2025, the primary impact of the restatement on the unaudited condensed consolidated statements of changes in shareholders’ equity was an increase (decrease) to net income of $3.6 million and $(5.3) million, respectively, and a (decrease) increase to stock-based compensation expense of $(1.8) million and $7.2 million, respectively.
This Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended October 3, 2026 includes the impact of the restatement on the comparative unaudited quarterly financial information for the three and nine months ended September 27, 2025.
The account balances labeled “As Previously Reported” in the following tables for the three and nine months ended September 27, 2025 represent the previously reported unaudited balances in our Form 10-Q for the three and nine months ended September 27, 2025. The effects of the prior period errors on our unaudited condensed consolidated financial statements are as follows (dollars in thousands, except share and per share data):

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
Note B: The correction for the other adjustments aside from the Error. See the paragraphs above for a description of the other adjustments.

	Three Months Ended September 27, 2025			Nine Months Ended September 27, 2025
Unaudited Condensed Consolidated Statements of Comprehensive Loss:	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net Loss	$(64,446)	$3,619	$(60,827)	$(41,382)	$(5,289)	$(46,671)
Other Comprehensive Loss, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $6 and $19 for the three and nine months ended September 27, 2025, respectively.	19	—	19	58	—	58
Change in net unrealized losses on cash flow hedges, net of tax benefit of $203 and $1,388 for the three and nine months ended September 27, 2025.	(687)	—	(687)	(4,619)	—	(4,619)
Other Comprehensive Loss, Net of Tax	(668)	—	(668)	(4,561)	—	(4,561)
Comprehensive Loss	$(65,114)	$3,619	$(61,495)	$(45,943)	$(5,289)	$(51,232)

	Nine Months Ended September 27, 2025
Unaudited Condensed Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments (B)		As Restated
Cash Flows from Operating Activities
Net Loss	$(41,382)	$(5,289)	(A)	$(46,671)
Adjustments to Reconcile Net Loss to
Net Cash Provided by Operating Activities:
Depreciation and amortization	25,195	—		25,195
Non-cash operating lease cost	6,631	—		6,631
Stock-based compensation expense	17,511	7,344	(A)	24,855
Deferred income taxes	(14,563)	(984)		(15,547)
Provision for credit losses	10	—		10
Gain on sale of property and other assets	(1,746)	—		(1,746)
Litigation settlement and related costs, net	97,667	—		97,667
Other	909	—		909
Changes in Assets and Liabilities:
Accounts receivable	(1,563)	—		(1,563)
Contract assets	(47,818)	1,226		(46,592)
Inventories	4,064	(1,793)		2,271
Production cost of contracts	790	—		790
Other assets	(67)	—		(67)
Accounts payable	10,011	—		10,011
Contract liabilities	5	—		5
Operating lease liabilities	(5,888)	—		(5,888)
Accrued and other liabilities	(8,484)	(504)	(A)	(8,988)
Net Cash Provided by Operating Activities	41,282	—		41,282
Cash Flows from Investing Activities
Purchases of property and equipment	(11,172)	—		(11,172)
Proceeds from sale of property and other assets	1,979	—		1,979
Proceeds from sale of assets	138	—		138
Net Cash Used in Investing Activities	(9,055)	—		(9,055)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	25,000	—		25,000
Repayments of senior secured revolving credit facility	(33,800)	—		(33,800)
Repayments of term loan	(6,250)	—		(6,250)
Repayments of other debt	(279)	—		(279)
Net cash paid upon issuance of common stock under stock plans	(3,119)	—		(3,119)
Net Cash Used in Financing Activities	(18,448)	—		(18,448)
Net Increase in Cash and Cash Equivalents	13,779	—		13,779
Cash and Cash Equivalents at Beginning of Period	37,139	—		37,139
Cash and Cash Equivalents at End of Period	$50,918	$—		$50,918
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
In the Electronic Systems segment, we recorded less than $0.1 million of other restructuring charges during the three months ended September 27, 2025. We recorded $0.1 million each for severance and benefits that were classified as restructuring charges and other restructuring charges during the nine months ended September 27, 2025. Cumulative through the nine months ended September 27, 2025, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $9.6 million, $0.3 million, $0.3 million, and $0.3 million, respectively.
In the Structural Systems segment, we recorded $0.6 million of other restructuring charges during the three months ended September 27, 2025. We recorded (credits) charges of $(0.2) million and $1.6 million during the nine months ended September 27, 2025, for severance and benefits that were classified as restructuring charges and other restructuring charges, respectively. Cumulative through the nine months ended September 27, 2025, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment/impairment of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $7.4 million, $2.0 million, $1.8 million, and $9.0 million, respectively.
Our restructuring activities during the nine months ended October 3, 2026 were as follows (in thousands):

	December 31, 2025	Nine Months Ended October 3, 2026				October 3, 2026
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$405	$—	$(367)	$—	$—	$38
Other	389	—	(389)	—	—	—
Ending balance	$794	$—	$(756)	$—	$—	$38
The restructuring activities accrual for severance and benefits of less than $0.1 million as of October 3, 2026 was included as part of accrued and other liabilities and is expected to be paid during 2026.

Note 4. Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges consist of forward interest rate swaps to manage our exposure to interest rate movements on a portion of our debt through January 1, 2031. Our forward interest rate swaps hedge forecasted transactions through January 1, 2031.

The notional amounts of derivative instruments are as follows:

	(Dollars in thousands)
	October 3, 2026	December 31, 2025
Derivative instruments designated as hedging instruments:
Interest rate contracts	$150,000	$150,000

The following table summarizes the fair value and presentation on the unaudited condensed consolidated balance sheets for derivative instruments:

		(Dollars in thousands)
	Balance Sheet Location	October 3, 2026	December 31, 2025
Derivative instruments designated as hedging instruments:
Interest rate contracts	Other assets, current	$3,886	$2,547
	Other assets	12,958	9,271

Accumulated other comprehensive income activities during the nine months ended October 3, 2026 were as follows (in thousands):

	December 31, 2025	Nine Months Ended October 3, 2026		October 3, 2026
	Balance	Changes in Fair Value Recognized	Reclassifications to Income Statement	Balance
Cash flow hedges, before tax totals	$11,543	$7,492	$(2,209)	$16,826

Unrealized (losses) gains associated with our hedging transactions recognized in other comprehensive income are presented in the following table:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Change in Other Comprehensive Income:
Interest rate contracts	$2,800	$(687)	$4,060	$(4,619)

We began reclassifying gains/losses associated with our cash flow hedges from accumulated other comprehensive income to the condensed statements of income when the Forward Interest Rate Swaps became effective as of January 1, 2024. We reclassify amounts to income as the hedged item impacts earnings and those amounts are presented in the following table:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Interest rate contracts:
Interest expense	$736	$979	$2,209	$2,905

The pre-tax deferred gains recorded in other comprehensive income that will mature in the next 12 months total $3.9 million.

Note 5. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	October 3, 2026	December 31, 2025
Raw materials and supplies	$173,934	$158,406
Work in process	19,035	19,613
Finished goods	2,792	4,769
Total	$195,761	$182,788

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
No material adverse factors/changes have occurred since the fourth quarter of 2025 that would require us to perform another qualitative or quantitative assessment as of our quarter ended October 3, 2026. As such, for the third quarter of 2026, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$127,165	$326,322
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2025	$117,435	$127,165	$244,600
Balance at October 3, 2026	$117,435	$127,165	$244,600

Note 7. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	October 3, 2026	December 31, 2025
Accrued compensation	$31,249	$39,161
Accrued income tax and sales tax	89	353
Accrued litigation settlement costs	—	4,085
Other	9,510	7,472
Total	$40,848	$51,071

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	October 3, 2026	December 31, 2025
Term loan	$196,250	$200,000
Revolving credit facility	55,000	105,000
Total debt	251,250	305,000
Less current portion	5,000	5,000
Total long-term debt, less current portion	246,250	300,000
Less debt issuance costs - term loan	1,008	1,210
Total long-term debt, net of debt issuance costs - term loan	$245,242	$298,790
Debt issuance costs - revolving credit facility (1)	$2,539	$3,006
Weighted-average interest rate	5.53%	6.10%
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
The 2025 Term Loan bears interest, at our option, at a rate equal to either (i) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.250% to 2.125% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.250% to 1.125% per year, in each case based upon the consolidated total net adjusted leverage ratio. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the terms of the 2025 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. Under the 2025 Term Loan, no quarterly amortization payment was required to be paid during the fourth quarter of 2025, instead, it began in the first quarter of 2026. For the three months ended October 3, 2026 and September 27, 2025, we made the required quarterly amortization payments of $1.3 million and $3.1 million, respectively. For the nine months ended October 3, 2026 and September 27, 2025, we made the required quarterly amortization payments of $3.8 million and $6.3 million, respectively. The required quarterly amortization payments due on March 31, 2025, June 30, 2025, and September 30, 2025 were in our second, third, and fourth fiscal quarters of 2025, respectively.
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
As of October 3, 2026, we had $394.8 million of unused borrowing capacity under the 2025 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of October 3, 2026, we were in compliance with all covenants required under the 2025 Credit Facilities.

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
We recorded income tax expense of $4.9 million for the three months ended October 3, 2026 compared to an income tax benefit of $17.4 million for the three months ended September 27, 2025. The change to income tax expense from income tax benefit for the third quarter of 2026 compared to the third quarter of 2025 was primarily due to pre-tax income in the third quarter of 2026 compared to a pre-tax loss, driven by litigation settlement and related costs, net of insurance recovery, in the third quarter of 2025 for which we recorded a discrete income tax benefit of $23.0 million.
We recorded income tax expense of $11.2 million for the nine months ended October 3, 2026 compared to an income tax benefit of $13.4 million for the nine months ended September 27, 2025. The change to income tax expense from income tax benefit for the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025 was primarily due to pre-tax income in the nine months ended October 3, 2026 compared to a pre-tax loss, driven by litigation settlement and related costs, net of insurance recovery, in the nine months ended September 27, 2025 for which we recorded a discrete income tax benefit of $23.0 million.
Our total amount of unrecognized tax benefits was $5.6 million and $5.0 million as of October 3, 2026 and December 31, 2025, respectively. If recognized, $3.5 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of October 3, 2026 and December 31, 2025 were not significant.
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
In July 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). Amongst other things, the OBBBA provides for several corporate tax provision changes including restoring the full expensing of qualified property placed in service after January 19, 2025, reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024, and changes in the computations of U.S. taxation on international earnings for tax years beginning after December 31, 2025. We completed the assessment of the OBBBA corporate tax provisions as they relate to our financial statements. The enactment of the OBBBA did not have a material impact to our effective tax rate for the three and nine months ended October 3, 2026. However, we expect the OBBBA to decrease our cash tax liability for 2026. We will continue to evaluate the impact of the OBBBA corporate tax provision changes as additional guidance becomes available.

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
Groundwater
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for the estimated liability for such investigation and corrective action of $2.0 million and $1.5 million as of October 3, 2026 and December 31, 2025, respectively, with $0.5 million included as accrued and other liabilities as of October 3, 2026, with the remaining $1.5 million reflected in other long-term liabilities as of both October 3, 2026 and December 31, 2025 on our unaudited condensed consolidated balance sheets.
Waste Disposal
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill, which had a balance of $0.4 million as of both October 3, 2026 and December 31, 2025, which is reflected in other long-term liabilities on our unaudited condensed consolidated balance sheets. We anticipate an updated estimate will be available over the next 12 to 24 months however, and will update our accrual for the estimated liability at that time, if needed. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities related to a final remedy, and the allocation of liability among potentially responsible parties.
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
Financial information by reportable segment was as follows:

	(Dollars in thousands) Three Months Ended						(Dollars in thousands) Nine Months Ended
	October 3, 2026			September 27, 2025			October 3, 2026			September 27, 2025
	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total
				(As Restated)	(As Restated)	(As Restated)				(As Restated)	(As Restated)	(As Restated)
Consolidated Net Revenues	$129,612	$97,411	$227,023	$125,269	$89,153	$214,422	$378,638	$281,899	$660,537	$344,038	$263,668	$607,706
Less: Significant Expenses
Cost of sales	87,393	74,060		90,477	64,995		263,217	212,617		248,972	196,357
Selling, general and administrative expenses	13,473	11,407		11,435	11,431		38,275	34,139		33,630	34,507
Restructuring charges	—	—		71	512		—	—		242	1,375
Segment Operating Income	$28,746	$11,944	40,690	$23,286	$12,215	35,501	$77,146	$35,143	112,289	$61,194	$31,429	92,623

Reconciliation of Profit or Loss (Segment Operating Income)
Unallocated Amounts:
Corporate general and administrative expenses (1)			(14,895)			(110,818)			(42,443)			(145,240)
Operating Income (Loss)			25,795			(75,317)			69,846			(52,617)
Interest Expense, Net			(3,083)			(2,927)			(10,615)			(9,198)
Other Income			—			—			—			1,746
Pension Plan Settlement Loss			(3,872)			—			(3,872)			—
Income (Loss) Before Taxes			$18,840			$(78,244)			$55,359			$(60,069)
(1) Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Additional financial information by reportable segment was as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Depreciation and Amortization Expenses
Electronic Systems	$3,578	$3,553	$10,788	$10,694
Structural Systems	4,648	4,670	14,038	14,182
Corporate Administration	115	115	307	319
Total Depreciation and Amortization Expenses	$8,341	$8,338	$25,133	$25,195
Capital Expenditures
Electronic Systems	$3,663	$1,216	$6,725	$4,264
Structural Systems	1,670	1,029	4,681	6,272
Corporate Administration	268	109	510	122
Total Capital Expenditures	$5,601	$2,354	$11,916	$10,658

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets:

	(Dollars in thousands)
	October 3, 2026	December 31, 2025
Total Assets
Electronic Systems	$611,398	$561,954
Structural Systems	569,277	538,109
Corporate Administration	73,632	86,352
Total Assets	$1,254,307	$1,186,415
Goodwill and Intangibles
Electronic Systems	$147,672	$154,638
Structural Systems	217,221	222,801
Total Goodwill and Intangibles	$364,893	$377,439

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
Economic Environment
The Boeing Company
In its 2025 Annual Report on Form 10-K, The Boeing Company (“Boeing”) indicated that in 2025, global air traffic expanded to near historical trend rates on an annual basis. The growth occurred despite a lower than usual contribution from the North America market, which had stagnant demand, particularly in the low-cost space. International demand outpaced domestic demand on an annual basis as the international demand continues to build on the recovery momentum from 2024, including in China, lifting demand for wide-body airplanes. Based on these trends, both single-aisle and wide-body demand remain above current industry supply levels. Overall, Boeing is experiencing strong demand from their airplane customers globally.
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
Jet Fuel Prices
As noted above, Boeing is one of our largest customers, and Boeing, Airbus, and our other customers that are suppliers to the commercial airline industry are being impacted as commercial airline customers are experiencing elevated jet fuel prices due to the conflict in the Middle East, and sustained fuel-cost increases may reduce passenger demand or capacity and affect demand for our products and services. We are monitoring these conditions closely as sustained fuel cost increases and macroeconomic pressures also could negatively affect the financial condition of certain airline customers, particularly low-cost carriers. Given the volatile nature of the situation, the potential impacts to us are subject to change.
U.S. Government Tariffs
Since February 2025, the U.S. government has issued several executive orders (“Executive Orders”), under various statutes, imposing tariffs on imports from most countries with whom the U.S. engages in trade. As such, during 2025, the United States reached bilateral trade agreements that recognize tariff-free trade of products within the scope of the World Trade Organization Agreement on Trade in Civil Aircraft with the United Kingdom, Japan, and the European Union. Moreover, the United States applies a diverse range of reciprocal tariffs to imports originating from countries that have not concluded bilateral trade agreements with the United States. In February 2026, the U.S. Supreme Court struck down the sweeping tariffs that the U.S. government had imposed through the Executive Orders issued pursuant to International Emergency Economic Powers Act (“IEEPA”) of 1977. However, the U.S. government subsequently imposed a global tariff of 10% (which could potentially increase to 15%) that went into effect on February 24, 2026, and which would be effective for 150 days unless they are extended by the U.S. Congress. Additionally, in late July 2026, an Executive Order implementing tariffs under Section 301(b) and Section 304(a) of the Trade Act of 1974, as amended, was issued imposing tariffs of 10% to 12.5% on non-exempt goods depending on the country of origin, and from which civil aircraft parts and components and goods qualifying under the United States-Mexico-Canada Agreement are exempt.
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
U.S. Government Budget
On February 3, 2026, Congress passed and the President signed a spending package providing full-year funding for most federal agencies through September 30, 2026. On September 2, 2026, the President signed a Continuing Resolution maintaining Fiscal Year 2026 funding levels for federal agencies beyond the September 30, 2026 deadline through December 11, 2026. On April 21, 2026, the President’s proposed Fiscal Year 2027 defense budget seeking $1.5 trillion was released, consisting of $1.15 trillion in base discretionary budget and $350 billion of mandatory funding through reconciliation. The President submitted a separate supplemental funding request to Congress on June 24, 2026, with approximately $67 billion of the request intended for defense spending, including $21 billion for munitions replenishment. We continue to closely monitor the movement of the requests through Congress.
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
The OBBBA also provides a supplementary $156 billion to the Department of War (“DoW”) for obligations through 2029.

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
Third quarter 2026 recap:
•Net revenues of $227.0 million
•Net income of $13.9 million, or 6.1% of net revenues, or $0.89 per diluted share
•Adjusted EBITDA of $39.7 million, or 17.5% of net revenues

Results of Operations
Third Quarter of 2026 Compared to Third Quarter of 2025 (As Restated)
The following table sets forth net revenues, selected financial data, the effective tax (benefit) rate and diluted earnings (loss) per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Nine Months Ended
	October 3, 2026	% of Net Revenues	September 27, 2025	% of Net Revenues	October 3, 2026	% of Net Revenues	September 27, 2025	% of Net Revenues
			(As Restated)	(As Restated)			(As Restated)	(As Restated)
Net Revenues	$227,023	100.0%	$214,422	100.0%	$660,537	100.0%	$607,706	100.0%
Cost of Sales	161,453	71.1%	155,472	72.5%	475,834	72.0%	445,329	73.3%
Gross Profit	65,570	28.9%	58,950	27.5%	184,703	28.0%	162,377	26.7%
Selling, General and Administrative Expenses	39,775	17.5%	34,009	15.8%	114,857	17.4%	113,702	18.7%
Restructuring Charges	—	—%	583	0.3%	—	—%	1,617	0.3%
Litigation Settlement and Related Costs, Net	—	—%	99,675	46.5%	—	—%	99,675	16.4%
Operating Income (Loss)	25,795	11.4%	(75,317)	(35.1)%	69,846	10.6%	(52,617)	(8.7)%
Interest Expense, Net	(3,083)	(1.4)%	(2,927)	(1.4)%	(10,615)	(1.6)%	(9,198)	(1.5)%
Other Income, Net	—	—%	—	—%	—	—%	1,746	0.3%
Pension Plan Settlement Loss	(3,872)	(1.7)%	—	—%	(3,872)	(0.6)%	—	—%
Income (Loss) Before Taxes	18,840	8.3%	(78,244)	(36.5)%	55,359	8.4%	(60,069)	(9.9)%
Income Tax Expense (Benefit)	4,949	nm	(17,417)	nm	11,153	nm	(13,398)	nm
Net Income (Loss)	$13,891	6.1%	$(60,827)	(28.4)%	$44,206	6.7%	$(46,671)	(7.7)%

Effective Tax Rate	26.3%	nm	22.3%	nm	20.1%	nm	22.3%	nm
Diluted Earnings (Loss) Per Share	$0.89	nm	$(4.06)	nm	$2.84	nm	$(3.13)	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and nine months ended October 3, 2026 and September 27, 2025, respectively, were as follows:

	Three Months Ended					Nine Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	Change	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
			(As Restated)		(As Restated)			(As Restated)		(As Restated)
Consolidated Ducommun
Military and space	$(9,228)	$118,609	$127,837	52.3%	59.6%	$4,083	$359,992	$355,909	54.5%	58.6%
Commercial aerospace	21,065	97,200	76,135	42.8%	35.5%	45,610	270,530	224,920	41.0%	37.0%
Industrial	764	11,214	10,450	4.9%	4.9%	3,138	30,015	26,877	4.5%	4.4%
Total	$12,601	$227,023	$214,422	100.0%	100.0%	$52,831	$660,537	$607,706	100.0%	100.0%

Electronic Systems
Military and space	$(8,869)	$86,956	$95,825	67.1%	76.5%	$6,497	$269,679	$263,182	71.2%	76.5%
Commercial aerospace	12,448	31,442	18,994	24.2%	15.2%	24,965	78,944	53,979	20.9%	15.7%
Industrial	764	11,214	10,450	8.7%	8.3%	3,138	30,015	26,877	7.9%	7.8%
Total	$4,343	$129,612	$125,269	100.0%	100.0%	$34,600	$378,638	$344,038	100.0%	100.0%

Structural Systems
Military and space	$(359)	$31,653	$32,012	32.5%	35.9%	$(2,414)	$90,313	$92,727	32.0%	35.2%
Commercial aerospace	8,617	65,758	57,141	67.5%	64.1%	20,645	191,586	170,941	68.0%	64.8%
Total	$8,258	$97,411	$89,153	100.0%	100.0%	$18,231	$281,899	$263,668	100.0%	100.0%
Net revenues for the three months ended October 3, 2026 were $227.0 million, compared to $214.4 million for the three months ended September 27, 2025. The year-over-year increase in our key end-use markets were primarily due to the following:
•$21.1 million higher revenues in our commercial aerospace end-use markets due to higher rates on large aircraft and other commercial aircraft platforms; partially offset by
•$9.2 million lower revenues in our military and space end-use markets due to lower rates on selected ground vehicle weapon, rotary-wing aircraft, and other military and space platforms, partially offset by higher rates on selected missiles and fixed-wing aircraft platforms.
In addition, revenues for our industrial end-use markets for the three months ended October 3, 2026 increased $0.8 million compared to the three months ended September 27, 2025, mainly due to timing of orders.
Net revenues for the nine months ended October 3, 2026 were $660.5 million, compared to $607.7 million for the nine months ended September 27, 2025. The year-over-year increase in our key end-use markets were primarily due to the following:
•$45.6 million higher revenues in our commercial aerospace end-use markets due to higher rates on selected large aircraft, other commercial aerospace, and rotary-wing aircraft platforms; and
•$4.1 million higher revenues in our military and space end-use markets due to higher rates on selected missiles and fixed-wing aircraft platforms, partially offset by lower rates on selected ground vehicle weapons, radar and electronic warfare, rotary-wing aircraft, naval, and other military and space platforms, along with a classified program.
In addition, revenues for our industrial end-use markets for the nine months ended October 3, 2026 increased $3.1 million compared to the nine months ended September 27, 2025, mainly due to timing of orders.

Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Boeing Company	14.7%	13.1%	14.0%	13.7%
Northrop Grumman Corporation	3.5%	6.0%	4.0%	5.8%
RTX Corporation	23.1%	19.3%	20.4%	18.5%
Total top ten customers (1)	63.9%	61.8%	61.1%	62.5%
(1)Includes The Boeing Company (“Boeing”), Northrop Grumman Corporation (“Northrop”), and RTX Corporation (“RTX”) for the three and nine months ended October 3, 2026 and September 27, 2025.
Boeing, Northrop, and RTX represented the following percentages of total accounts receivable:

	October 3, 2026	December 31, 2025
Boeing	11.6%	7.3%
Northrop	13.3%	13.3%
RTX	14.3%	14.7%
The net revenues and accounts receivable from Boeing, Northrop, and RTX were diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues increased year-over-year with the three months ended October 3, 2026 of 28.9%, compared to the three months ended September 27, 2025 of 27.5% primarily due to higher manufacturing volume and savings from the facility consolidation program, partially offset by higher other manufacturing costs and unfavorable product mix.
Gross profit as a percentage of net revenues increased year-over-year with the nine months ended October 3, 2026 of 28.0%, compared to the nine months ended September 27, 2025 of 26.7% primarily due to higher manufacturing volume and savings from the facility consolidation program, partially offset by unfavorable product mix and higher other manufacturing costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $5.8 million year-over-year in the three months ended October 3, 2026 compared to the three months ended September 27, 2025, primarily due to higher compensation and benefits costs of $2.8 million, higher professional services fees of $1.8 million, and higher other SG&A expenses of $1.0 million.
SG&A expenses increased $1.2 million year-over-year in the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025, primarily due to higher other SG&A expenses of $3.2 million and higher professional services fees of $1.7 million, partially offset by compensation clawback of $3.9 million during the second quarter of 2026, which is a reduction to SG&A expenses.
Restructuring Charges
Restructuring charges decreased $0.6 million and $1.6 million year-over-year in the three and nine months ended October 3, 2026, respectively, compared to the three and nine months ended September 27, 2025, primarily due to the completion as of the prior year ended December 31, 2025, the previously disclosed restructuring plan that was approved and commenced in April 2022. See Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Litigation Settlement and Related Costs, Net
Litigation settlement and related costs, net, decreased $99.7 million year-over-year in each of three and nine months ended October 3, 2026, compared to the three and nine months ended September 27, 2025, primarily due to the prior year entry into a binding settlement agreement to resolve the Guaymas Fire Litigation against us as well as settling an ancillary subrogation claim. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.

Interest Expense, Net
Interest expense, net increased $0.2 million and $1.4 million year-over-year in the three and nine months ended October 3, 2026, compared to the three and nine months ended September 27, 2025, respectively, primarily due to a higher outstanding debt balance, partially offset by lower interest rates.
Income Tax Expense (Benefit)
We recorded income tax expense of $4.9 million for the three months ended October 3, 2026 compared to an income tax benefit of $17.4 million for the three months ended September 27, 2025. The change to income tax expense from income tax benefit for the third quarter of 2026 compared to the third quarter of 2025 was primarily due to pre-tax income in the third quarter of 2026 compared to a pre-tax loss, driven by litigation settlement and related costs, net of insurance recovery, in the third quarter of 2025 for which we recorded a discrete income tax benefit of $23.0 million.
We recorded income tax expense of $11.2 million for the nine months ended October 3, 2026 compared to an income tax benefit of $13.4 million for the nine months ended September 27, 2025. The change to income tax expense from income tax benefit for the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025 was primarily due to pre-tax income in the nine months ended October 3, 2026 compared to a pre-tax loss, driven by litigation settlement and related costs, net of insurance recovery, in the nine months ended September 27, 2025 for which we recorded a discrete income tax benefit of $23.0 million.
Our total amount of unrecognized tax benefits was $5.6 million and $5.0 million as of October 3, 2026 and December 31, 2025, respectively. If recognized, $3.5 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of October 3, 2026 and December 31, 2025 were not significant.
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
In July 2025, the U.S. enacted the OBBBA. Amongst other things, the OBBBA provides for several corporate tax provision changes including restoring the full expensing of qualified property placed in service after January 19, 2025, reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024, and changes in the computations of U.S. taxation on international earnings for tax years beginning after December 31, 2025. We completed the assessment of the OBBBA corporate tax provisions as they relate to our financial statements. The enactment of the OBBBA did not have a material impact to our effective tax rate for the three and nine months ended October 3, 2026. However, we expect the OBBBA to decrease our cash tax liability for 2026. We will continue to evaluate the impact of the OBBBA corporate tax provision changes as additional guidance becomes available.
Net Income (Loss) and Earnings (Loss) per Share
Net income, net income as a percentage of revenues, and earnings per diluted share for the three months ended October 3, 2026 were $13.9 million, or 6.1% of revenues, or $0.89 per diluted share, respectively, compared to a net loss, net loss as a percentage of revenues, and loss per share for the three months ended September 27, 2025 of $60.8 million, or 28.4% of revenues, or $4.06 per share, respectively. The increase in net income for the three months ended October 3, 2026 compared to the three months ended September 27, 2025 was primarily due to higher litigation settlement and related costs, net, of $99.7 million in the prior year period discussed above that did not reoccur in the current period and higher gross profit of $6.6 million, partially offset by higher income tax expense of $22.4 million, higher SG&A expenses of $5.8 million, and higher pension plan settlement loss of $3.9 million.
Net income, net income as a percentage of revenues, and earnings per diluted share for the nine months ended October 3, 2026 were $44.2 million, or 6.7% of revenues, or $2.84 per diluted share, respectively, compared to a net loss, net loss as a percentage of revenues, and loss per share of $46.7 million, or 7.7% of revenues, or $3.13 per share, respectively, for the nine months ended September 27, 2025. The increase in net income for the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025 was primarily due to higher litigation settlement and related costs, net, of $99.7 million in the prior year period discussed above that did not reoccur in the current period and higher gross profit of $22.3 million, partially offset by higher income tax expense of $24.6 million.

Business Segment Performance
We report our financial performance based upon our two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and nine months ended October 3, 2026 and September 27, 2025:

	Three Months Ended					Nine Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	Change	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
			(As Restated)		(As Restated)			(As Restated)		(As Restated)
Net Revenues
Electronic Systems	3.5%	$129,612	$125,269	57.1%	58.4%	10.1%	$378,638	$344,038	57.3%	56.6%
Structural Systems	9.3%	97,411	89,153	42.9%	41.6%	6.9%	281,899	263,668	42.7%	43.4%
Total Net Revenues	5.9%	$227,023	$214,422	100.0%	100.0%	8.7%	$660,537	$607,706	100.0%	100.0%
Segment Operating Income
Electronic Systems		$28,746	$23,286	22.2%	18.6%		$77,146	$61,194	20.4%	17.8%
Structural Systems		11,944	12,215	12.3%	13.7%		35,143	31,429	12.5%	11.9%
		40,690	35,501				112,289	92,623
Corporate General and Administrative Expenses (1)		(14,895)	(110,818)	(6.6)%	(51.7)%		(42,443)	(145,240)	(6.4)%	(23.9)%
Total Operating Income (Loss)		$25,795	$(75,317)	11.4%	(35.1)%		$69,846	$(52,617)	10.6%	(8.7)%
Adjusted EBITDA
Electronic Systems
Operating Income		$28,746	$23,286				$77,146	$61,194
Depreciation and Amortization		3,578	3,553				10,788	10,694
Stock-Based Compensation Expense (2)		117	71				325	294
Restructuring Charges		—	71				—	242
		32,441	26,981	25.0%	21.5%		88,259	72,424	23.3%	21.1%
Structural Systems
Operating Income		11,944	12,215				35,143	31,429
Depreciation and Amortization		4,648	4,670				14,038	14,182
Stock-Based Compensation Expense (3)		82	60				253	381
Restructuring Charges		—	512				—	1,375
		16,674	17,457	17.1%	19.6%		49,434	47,367	17.5%	18.0%
Corporate General and Administrative Expenses (1)
Operating Loss		(14,895)	(110,818)				(42,443)	(145,240)
Depreciation and Amortization		115	115				307	319
Stock-Based Compensation Expense (4)		5,386	3,957				21,778	24,180
Compensation Clawback		—	—				(3,870)	—
Litigation Settlement and Related Costs, Net		—	99,675				—	99,675
		(9,394)	(7,071)				(24,228)	(21,066)
Adjusted EBITDA		$39,721	$37,367	17.5%	17.4%		$113,465	$98,725	17.2%	16.2%
Capital Expenditures
Electronic Systems		$3,663	$1,216				$6,725	$4,264
Structural Systems		1,670	1,029				4,681	6,272
Corporate Administration		268	109				510	122
Total Capital Expenditures		$5,601	$2,354				$11,916	$10,658
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

(2)The three and nine months ended October 3, 2026 included $0.1 million and $0.2 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and nine months ended September 27, 2025 each included $0.1 million of stock-based compensation expense recorded as cost of sales.
(3)The three and nine months ended October 3, 2026 included $0.1 million and $0.2 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and nine months ended September 27, 2025 included less than $0.1 million and $0.2 million, respectively, of stock-based compensation expense recorded as cost of sales.
(4)The three and nine months ended October 3, 2026 included zero and $0.3 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and nine months ended September 27, 2025 included $0.2 million and $1.4 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
Electronic Systems
Electronic Systems net revenues in the three months ended October 3, 2026 compared to the three months ended September 27, 2025 increased $4.3 million primarily due to the following in our key end-use markets:
•$12.4 million higher revenues in our commercial aerospace end-use markets due to higher rates on large aircraft and other commercial aerospace platforms; partially offset by
•$8.9 million lower revenues in our military and space end-use markets due to lower rates on other military and space, selected radar and naval platforms, partially offset by higher rates on selected fixed-wing aircraft and missiles platforms.
In addition, revenues for our industrial end-use markets for the three months ended October 3, 2026 increased $0.8 million compared to the three months ended September 27, 2025, mainly due to timing of orders.
Electronic Systems net revenues in the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025 increased $34.6 million primarily due to the following in our key end-use markets:
•$25.0 million higher revenues in our commercial aerospace end-use markets due to higher rates on large aircraft and other commercial aerospace platforms; and
•$6.5 million higher revenues in our military and space end-use markets due to higher rates on selected fixed-wing aircraft and missiles platforms, partially offset by lower rates on radar and electronic warfare, other military and space, and naval platforms, along with a classified program.
In addition, revenues for our industrial end-use markets for the nine months ended October 3, 2026 increased $3.1 million compared to the nine months ended September 27, 2025, mainly due to timing of orders.
Electronic Systems segment operating income in the three months ended October 3, 2026 compared to the three months ended September 27, 2025 increased $5.5 million, primarily due to higher manufacturing volume, partially offset by higher other manufacturing costs.
Electronic Systems segment operating income in the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025 increased $16.0 million, primarily due to higher manufacturing volume and lower other manufacturing costs, partially offset by unfavorable product mix.
Structural Systems
Structural Systems net revenues in the three months ended October 3, 2026 compared to the three months ended September 27, 2025 increased $8.3 million primarily due to the following:
•$8.6 million higher revenues in our commercial aerospace end-use markets due to higher rates on selected large aircraft and other commercial aerospace platforms; partially offset by
•$0.4 million lower revenues in our military and space end-use markets due to lower rates on selected rotary-wing aircraft and ground vehicle weapons platforms, partially offset by higher rates on selected missiles and fixed-wing platforms.
Structural Systems net revenues in the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025 increased $18.2 million primarily due to the following:
•$20.6 million higher revenues in our commercial aerospace end-use markets due to higher rates on selected large aircraft and rotary-wing aircraft platforms; partially offset by
•$2.4 million lower revenues in our military and space end-use markets due to lower rates on selected rotary-wing aircraft and ground vehicle weapons platforms, partially offset by higher rates on selected missiles and fixed-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended October 3, 2026 compared to the three months ended September 27, 2025 decreased $0.3 million, primarily due to higher other manufacturing costs and unfavorable product mix, partially offset by higher manufacturing volume and savings from the facility consolidation program.

The Structural Systems segment operating income in the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025 increased $3.7 million, primarily due to higher manufacturing volume and savings from the facility consolidation program, partially offset by unfavorable product mix and higher other manufacturing costs.
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
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses decreased $95.9 million for the three months ended October 3, 2026 compared to the three months ended September 27, 2025, primarily due to litigation settlement and related costs, net, of $99.7 million in the prior year discussed above that did not reoccur in the current period, partially offset by higher compensation and benefits costs of $1.9 million, higher professional services fees of $1.1 million, and higher other CG&A expenses of $0.7 million.
CG&A expenses decreased $102.8 million for the nine months ended October 3, 2026 compared to the nine months ended September 27, 2025, primarily due to litigation settlement and related costs, net, of $99.7 million in the prior year discussed above that did not reoccur in the current period, compensation clawback of $3.9 million recorded in the second quarter of 2026, which is a reduction to CG&A expenses, and lower compensation and benefits costs of $1.3 million, partially offset by higher professional services fees of $1.8 million.
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) were $39.7 million and $37.4 million for the three months ended October 3, 2026 and September 27, 2025, respectively.
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
•Compensation clawback may be useful to our investors in evaluating our core operating performance;
•Litigation settlement and related costs, net, may be useful to our investors in evaluating our core operating performance; and
•Pension plan settlement loss may be useful to our investors in evaluating our core operating performance.

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
		(As Restated)		(As Restated)
Net income (loss)	$13,891	$(60,827)	$44,206	$(46,671)
Interest expense, net	3,083	2,927	10,615	9,198
Income tax expense (benefit)	4,949	(17,417)	11,153	(13,398)
Depreciation	4,068	4,037	12,280	12,305
Amortization	4,273	4,301	12,853	12,890
Stock-based compensation expense (1)	5,585	4,088	22,356	24,855
Restructuring charges	—	583	—	1,617
Gain on sale of property and other assets	—	—	—	(1,746)
Compensation clawback	—	—	(3,870)	—
Litigation settlement and related costs, net	—	99,675	—	99,675
Pension plan settlement loss	3,872	—	3,872	—
Adjusted EBITDA	$39,721	$37,367	$113,465	$98,725
Net income (loss) as a % of net revenues	6.1%	(28.4)%	6.7%	(7.7)%
Adjusted EBITDA as a % of net revenues	17.5%	17.4%	17.2%	16.2%
(1) The three and nine months ended October 3, 2026 included zero and $0.3 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and nine months ended September 27, 2025 included $0.2 million and $1.4 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and nine months ended October 3, 2026 included $0.1 million and $0.4 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and nine months ended September 27, 2025 included $0.1 million and $0.3 million, respectively, of stock-based compensation expense recorded as cost of sales.

Remaining Performance Obligations
Under generally accepted accounting principles (“GAAP”) of the United States, Accounting Standards Codification 606 (“ASC 606”), we define performance obligations as customer placed purchase orders (“PO”) with firm fixed price and firm delivery dates. The unrecognized revenue on a PO is the remaining performance obligation (“RPO”). POs are subject to delivery delays or program cancellations, which are beyond our control. As such, RPO is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues.

	(Dollars in thousands)
	Change	October 3, 2026	December 31, 2025
Consolidated Ducommun
Military and space	$174,876	$867,595	$692,719
Commercial aerospace	2,310	404,484	402,174
Industrial	2,957	14,104	11,147
Total	$180,143	$1,286,183	$1,106,040
Electronic Systems
Military and space	$141,796	$634,040	$492,244
Commercial aerospace	25,001	74,536	49,535
Industrial	2,957	14,104	11,147
Total	$169,754	$722,680	$552,926
Structural Systems
Military and space	33,080	$233,555	$200,475
Commercial aerospace	(22,691)	329,948	352,639
Total	$10,389	$563,503	$553,114

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	October 3,	December 31,
	2026	2025
Total debt, including long-term portion	$251.3	$305.0
Weighted-average interest rate on debt	5.53%	6.10%
Term Loan interest rate	5.13%	5.81%
Cash and cash equivalents	$39.2	$45.3
Unused Revolving Credit Facility	$394.8	$344.8
Credit Facilities
On November 24, 2025, we completed a refinancing of our existing debt by entering into a new senior secured term loan (“2025 Term Loan”) and a new revolving credit facility (“2025 Revolving Credit Facility”). The 2025 Term Loan is a $200.0 million senior secured loan that matures in November 2030. The 2025 Revolving Credit Facility is a $450.0 million senior secured revolving credit facility that matures on November 24, 2030. The 2025 Term Loan replaced the 2022 Term Loan (“2022 Term Loan”) which was a $250.0 million senior secured loan. The 2025 Revolving Credit Facility replaced the 2022 Revolving Credit Facility (“2022 Revolving Credit Facility”) which was a $200.0 million senior secured revolving credit facility. The 2025 Term Loan and 2025 Revolving Credit Facility, collectively, are the new credit facilities (“2025 Credit Facilities”). The 2022 Term Loan and 2022 Revolving Credit Facility, collectively, were the 2022 credit facilities that were entered into in July 2022 and would have matured in July 2027 (“2022 Credit Facilities”). The terms of the 2025 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. The terms of the 2025 Revolving Credit Facility do not require us to make installment payments. However, the undrawn portion of the commitment of the 2025 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.250%, based upon the consolidated total net adjusted leverage ratio. As of October 3, 2026, we were in compliance with all covenants required under the 2025 Credit Facilities. See Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
For the three months ended October 3, 2026 and September 27, 2025, we made the required quarterly amortization payments of $1.3 million and $3.1 million, respectively. For the nine months ended October 3, 2026 and September 27, 2025, we made the required quarterly amortization payments of $3.8 million and $6.3 million, respectively. The required quarterly amortization payments due on March 31, 2025, June 30, 2025, and September 30, 2025 were in our second, third, and fourth fiscal quarters of 2025, respectively. We made no voluntary prepayments on our term loans during each of the three and nine months ended October 3, 2026 and September 27, 2025.
Subrogation Claim
Subsequent to the fiscal year ended December 31, 2025, on January 7, 2026, we entered into a binding confidential agreement (“Settlement Agreement”) to resolve the Additional Subrogation Claim against us. The Settlement Agreement provides for, among other things, the final dismissal of the Additional Subrogation Claim and a release of all claims against us, with prejudice, in exchange for us issuing a payment of $4.0 million. We made the $4.0 million payment on January 14, 2026. See Note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
Capital Expenditures
We expect to spend a total of $20.0 million to $22.0 million for capital expenditures in 2026 financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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
Cash Flow Summary
Net cash provided by operating activities for the nine months ended October 3, 2026 was $77.5 million compared to $41.3 million for the nine months ended September 27, 2025. The higher net cash provided by operating activities during the first nine months of 2026 was mainly due to higher net income, higher contract liabilities as a result of higher progress payments, and higher accounts payable, partially offset by higher accounts receivable, higher contract assets, and higher inventories.
Net cash used in investing activities was $12.2 million for the nine months ended October 3, 2026, compared to $9.1 million in the nine months ended September 27, 2025. The higher net cash used in investing activities during the first nine months of 2026 was mainly due to higher purchases of property and equipment.
Net cash used in financing activities was $71.4 million for the nine months ended October 3, 2026, compared to $18.4 million for the nine months ended September 27, 2025. The higher net cash used in financing activities during the first nine months of 2026 was mainly due to higher net repayments on our senior secured revolving credit facility and higher net cash paid upon issuance of common stock under stock plans.
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
Critical Accounting Policies
The preparation of our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K/A. There have been no material changes in any of our critical accounting policies during the three months ended October 3, 2026.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At October 3, 2026, we had total borrowings of $251.3 million under our 2025 Credit Facilities.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and have concluded that as of October 3, 2026 due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.
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
Management’s Remediation Activities for Previously Identified Material Weakness in Internal Control Over Financial Reporting
The Company’s management, with oversight from the Company’s Audit Committee, has completed the design and implementation of the remediation plan in response to the identified material weakness described above. Specifically, the Company designed and implemented a periodic review over any changes to employee stock award plan documents, including review of the documentation of the appropriate accounting treatment of the revised terms and conditions, as applicable.
This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company believes the above measures will remediate the material weakness identified.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended October 3, 2026.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K/A”) for a discussion of our risk factors. There have been no material changes during the three months ended October 3, 2026 to the risk factors disclosed in our 2025 Form 10-K/A for the year ended December 31, 2025.

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

DUCOMMUN INCORPORATED
(Registrant)

Date: November 5, 2026	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Suman B. Mookerji
Suman B. Mookerji
Senior Vice President, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)